Form 10-K
period 2018-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2016-P4
filed 2019-03-28
CIK 1677913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Not Applicable

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

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. On April 7, 2017, Citibank filed a motion for summary judgment. Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017. Briefing on those motions was completed on August 4, 2017. On March 22, 2018, the court granted Citibank’s motion for summary judgment in its entirety, denied Plaintiffs’ motion for summary judgment and ordered the clerk to close the case. On April 20, 2018, plaintiffs filed a notice of appeal. Plaintiffs’ opening brief was filed on August 3, 2018. Citibank filed its opposition on November 2, 2018. Plaintiffs’ filed their reply on November 16, 2018.

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

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”) as receiver for a failed financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A., entities that have also been sued by FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter. On September 30, 2016, the court granted the motion to dismiss without prejudice for lack of subject matter jurisdiction. On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the court’s dismissal order. On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action. He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017. The FDIC subsequently requested an extension of time to file its amended complaint, which was granted. The FDIC filed its amended complaint on December 8, 2017. Defendants jointly filed a motion to dismiss the amended complaint on March 13, 2018. On April 18, 2018, plaintiff filed its opposition. Defendants filed their joint reply on May 3, 2018.

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

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed an action against DBNTC and DBTCA in New York State Supreme Court alleging that DBNTC and DBTCA failed to perform purported duties, as trustees for 544 private-label RMBS trusts, to enforce breaches of representations and warranties as to mortgage loans held by the trusts and to enforce breaches by servicers of their mortgage loan servicing obligations for the trusts. During the course of the litigation, plaintiffs dismissed the case from New York State Supreme Court and refiled two separate cases, one in the U.S. District Court for the Southern District of New York (the “BlackRock SDNY Case”) and the other in the Superior Court of California, Orange County (the “BlackRock California Case”). Pursuant to a settlement among the parties, the BlackRock SDNY Case was dismissed on December 6, 2018 and the BlackRock California Case was dismissed on January 11, 2019.

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue. On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for one of the 43 trusts at issue. DBNTC serves as trustee for the other 42 trusts at issue. Plaintiffs’ third amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 (“TIA”); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of New York’s Streit Act (the “Streit Act”); and breach of the covenant of good faith. However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal. Plaintiffs allege damages of “hundreds of millions of dollars.” On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue. On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for one of the 50 trusts at issue. DBNTC serves as trustee for the other 49 trusts at issue. Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith. However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal. The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain. On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017 and June 20, 2017, IKB voluntarily dismissed with prejudice all claims as to seven trusts. As of March 1, 2019, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the related servicing agreement for this transaction.

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

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee’s alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue. The settlement agreement is subject to court approval. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs’ claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by CWCapital Asset Management LLC (“CWCAM”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance:

CWCAM’s assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2018 and for the reporting period, disclosed a material instance of noncompliance occurred with respect to the servicing criterion set forth in 1122(d)(2)(vii), as follows:

•	With respect to compliance 1122(d)(2)(vii), CWCAM’s policies and procedures were not properly followed with respect to timely completion of bank reconciliations.

1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations: (A) are mathematically accurate; (B) are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) are reviewed and approved by someone other than the person who prepared the reconciling items; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

The instance of material noncompliance, for the reporting period included a failure to complete the required bank reconciliations within 30 calendar days after the bank statement cutoff date. In five of the twelve months related to the reporting period, the required reconciliations were not completed within the 30 calendar days requirement as follows:

February 2018: bank reconciliations were prepared on June 22, 2018

March 2018: bank reconciliations were prepared on May 1, 2018

September 2018: bank reconciliations were prepared on November 6, 2018

November 2018: bank reconciliations were prepared on February 19, 2019

December 2018: bank reconciliations were prepared on February 6, 2019

The identified instances did not involve the servicing of the assets backing the asset-backed securities covered in this Form 10-K report.

Steps Taken to Remedy the Material Instance of Noncompliance

In response to the lack of adherence to company policy and procedures, CWCAM’s Compliance Committee reviewed the reasons for noncompliance and added two additional procedures to supplement its existing procedures:

1)	the accounting department has added the completion of bank account reconciliations within 30 calendar days to its monthly closing checklist, which is reviewed and signed off by a CWCAM officer; and

2)	the Chief Financial Officer has set up a monthly electronic reminder requiring that the completed bank reconciliations be forwarded to the CFO for an additional layer of review.

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

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (see Exhibit 33.1)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (see Exhibit 33.6)

33.16	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (see Exhibit 33.7)

33.17	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA (see Exhibit 33.1)

33.18	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA (see Exhibit 33.11)

33.19	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA (see Exhibit 33.3)

33.20	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA (see Exhibit 33.4)

33.21	Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA (see Exhibit 33.5)

33.22	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA (see Exhibit 33.6)

33.23	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA (see Exhibit 33.7)

33.24	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Marriott Midwest Portfolio mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 33.1)

33.25	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Marriott Midwest Portfolio mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 33.3)

33.26	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the Marriott Midwest Portfolio mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 33.4)

33.27	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Marriott Midwest Portfolio mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 33.6)

33.28	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Marriott Midwest Portfolio mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 33.7)

33.29	Report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant for the Marriott Midwest Portfolio mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 33.9)

33.30	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as special servicer for the Park Place mortgage loan under the CGCMT 2016-GC36 PSA (see Exhibit 33.1)

33.31	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Park Place mortgage loan under CGCMT 2016-GC36 PSA (see Exhibit 33.14)

33.32	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Park Place mortgage loan under the CGCMT 2016-GC36 PSA (see Exhibit 33.12)

33.33	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Park Place mortgage loan under the CGCMT 2016-GC36 PSA (see Exhibit 33.13)

33.34	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Fed Ex Atlanta mortgage loan, the Fed Ex West Palm Beach mortgage loan, the Fed Ex Fife mortgage loan, and the Fed Ex Boulder mortgage loan under the WFCM 2016-BNK1 PSA (see Exhibit 33.1)

33.35	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Fed Ex Atlanta mortgage loan, the Fed Ex West Palm Beach mortgage loan, the Fed Ex Fife mortgage loan, and the Fed Ex Boulder mortgage loan under the WFCM 2016-BNK1 PSA

33.36	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Fed Ex Atlanta mortgage loan, the Fed Ex West Palm Beach mortgage loan, the Fed Ex Fife mortgage loan, and the Fed Ex Boulder mortgage loan under the WFCM 2016-BNK1 PSA (see Exhibit 33.3)

33.37	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Fed Ex Atlanta mortgage loan, the Fed Ex West Palm Beach mortgage loan, the Fed Ex Fife mortgage loan, and the Fed Ex Boulder mortgage loan under the WFCM 2016-BNK1 PSA (see Exhibit 33.12)

33.38	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Fed Ex Atlanta mortgage loan, the Fed Ex West Palm Beach mortgage loan, the Fed Ex Fife mortgage loan, and the Fed Ex Boulder mortgage loan under the WFCM 2016-BNK1 PSA (see Exhibit 33.13)

33.39	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Fed Ex Atlanta mortgage loan, the Fed Ex West Palm Beach mortgage loan, the Fed Ex Fife mortgage loan, and the Fed Ex Boulder mortgage loan under the WFCM 2016-BNK1 PSA (see Exhibit 33.6)

33.40	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Fed Ex Atlanta mortgage loan, the Fed Ex West Palm Beach mortgage loan, the Fed Ex Fife mortgage loan, and the Fed Ex Boulder mortgage loan under the WFCM 2016-BNK1 PSA (see Exhibit 33.7)

33.41	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Embassy Suites Lake Buena Vista mortgage loan under JPMCC 2016-JP3 PSA (see Exhibit 33.14)

33.42	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Embassy Suites Lake Buena Vista mortgage loan under the JPMCC 2016-JP3 PSA (see Exhibit 33.12)

33.43	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Embassy Suites Lake Buena Vista mortgage loan under the JPMCC 2016-JP3 PSA (see Exhibit 33.13)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (see Exhibit 34.1)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (see Exhibit 34.6)

34.16	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (see Exhibit 34.7)

34.17	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA (see Exhibit 34.1)

34.18	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA (see Exhibit 34.11)

34.19	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA (see Exhibit 34.3)

34.20	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA (see Exhibit 34.4)

34.21	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA (see Exhibit 34.5)

34.22	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA (see Exhibit 34.6)

34.23	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA (see Exhibit 34.7)

34.24	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Marriott Midwest Portfolio mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 34.1)

34.25	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Marriott Midwest Portfolio mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 34.3)

34.26	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the Marriott Midwest Portfolio mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 34.4)

34.27	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Marriott Midwest Portfolio mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 34.6)

34.28	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Marriott Midwest Portfolio mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 34.7)

34.29	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant for the Marriott Midwest Portfolio mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 34.9)

34.30	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as special servicer for the Park Place mortgage loan under the CGCMT 2016-GC36 PSA (see Exhibit 34.1)

34.31	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Park Place mortgage loan under CGCMT 2016-GC36 PSA (see Exhibit 34.14)

34.32	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Park Place mortgage loan under the CGCMT 2016-GC36 PSA (see Exhibit 34.12)

34.33	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Park Place mortgage loan under the CGCMT 2016-GC36 PSA (see Exhibit 34.13)

34.34	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Fed Ex Atlanta mortgage loan, the Fed Ex West Palm Beach mortgage loan, the Fed Ex Fife mortgage loan, and the Fed Ex Boulder mortgage loan under the WFCM 2016-BNK1 PSA (see Exhibit 34.1)

34.35	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Fed Ex Atlanta mortgage loan, the Fed Ex West Palm Beach mortgage loan, the Fed Ex Fife mortgage loan, and the Fed Ex Boulder mortgage loan under the WFCM 2016-BNK1 PSA

34.36	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Fed Ex Atlanta mortgage loan, the Fed Ex West Palm Beach mortgage loan, the Fed Ex Fife mortgage loan, and the Fed Ex Boulder mortgage loan under the WFCM 2016-BNK1 PSA (see Exhibit 34.3)

34.37	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Fed Ex Atlanta mortgage loan, the Fed Ex West Palm Beach mortgage loan, the Fed Ex Fife mortgage loan, and the Fed Ex Boulder mortgage loan under the WFCM 2016-BNK1 PSA (see Exhibit 34.12)

34.38	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Fed Ex Atlanta mortgage loan, the Fed Ex West Palm Beach mortgage loan, the Fed Ex Fife mortgage loan, and the Fed Ex Boulder mortgage loan under the WFCM 2016-BNK1 PSA (see Exhibit 34.13)

34.39	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Fed Ex Atlanta mortgage loan, the Fed Ex West Palm Beach mortgage loan, the Fed Ex Fife mortgage loan, and the Fed Ex Boulder mortgage loan under the WFCM 2016-BNK1 PSA (see Exhibit 34.6)

34.40	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Fed Ex Atlanta mortgage loan, the Fed Ex West Palm Beach mortgage loan, the Fed Ex Fife mortgage loan, and the Fed Ex Boulder mortgage loan under the WFCM 2016-BNK1 PSA (see Exhibit 34.7)

34.41	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Embassy Suites Lake Buena Vista mortgage loan under JPMCC 2016-JP3 PSA (see Exhibit 34.14)

34.42	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Embassy Suites Lake Buena Vista mortgage loan under the JPMCC 2016-JP3 PSA (see Exhibit 34.12)

34.43	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Embassy Suites Lake Buena Vista mortgage loan under the JPMCC 2016-JP3 PSA (see Exhibit 34.13)

35	Servicer compliance statements.[8]

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

35.2	Servicer compliance statement, CWCapital Asset Management LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Berkadia Commercial Mortgage LLC, as servicing function participant

35.5	Servicer compliance statement, Principal Real Estate Investors, LLC, as servicing function participant

35.6	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA

35.7	Servicer compliance statement, LNR Partners, LLC, as special servicer for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA

35.8	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA

35.9	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA

[8]

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

35.10	Servicer compliance statement, LNR Partners, LLC, as special servicer for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA

35.11	Servicer compliance statement, Citibank, N.A., as certificate administrator for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA (see Exhibit 35.3)

35.12	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Marriott Midwest Portfolio mortgage loan under the CGCMT 2016-P3 PSA

35.13	Servicer compliance statement, Citibank, N.A., as certificate administrator for the Marriott Midwest Portfolio mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 35.3)

35.14	Servicer compliance statement, Principal Real Estate Investors, LLC, as servicing function participant for the Marriott Midwest Portfolio mortgage loan under the CGCMT 2016-P3 PSA (see Exhibit 35.5)

35.15	Servicer compliance statement, Wells Fargo Bank, National Association, as special servicer for the Park Place mortgage loan under the CGCMT 2016-GC36 PSA

35.16	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Park Place mortgage loan under the CGCMT 2016-GC36 PSA (see Exhibit 35.8)

35.17	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Fed Ex Atlanta mortgage loan, the Fed Ex West Palm Beach mortgage loan, the Fed Ex Fife mortgage loan, and the Fed Ex Boulder mortgage loan under the WFCM 2016-BNK1 PSA

35.18	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Fed Ex Atlanta mortgage loan, the Fed Ex West Palm Beach mortgage loan, the Fed Ex Fife mortgage loan, and the Fed Ex Boulder mortgage loan under the WFCM 2016-BNK1 PSA (see Exhibit 35.8)

35.19	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Embassy Suites Lake Buena Vista mortgage loan under the JPMCC 2016-JP3 PSA (see Exhibit 35.8)

(b)	The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2019

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President