Form 10-K/A
period 2018-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2016-P4
filed 2019-11-27
CIK 1677913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

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

Not Applicable

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “Commission”) on March 28, 2019 under Commission File No. 333-207132-05 (the “Original Form 10-K”), is to file with the Commission: (i) a revised report on assessment of compliance with servicing criteria for asset-backed securities of Rialto Capital Advisors, LLC as Exhibit 33.35, as a replacement of the report on assessment of compliance filed as Exhibit 33.35 to the Original Form 10-K; and (ii) a revised attestation report on assessment of compliance with servicing criteria for asset-backed securities for Rialto Capital Advisors, LLC as Exhibit 34.35, as a replacement of the attestation report on assessment of compliance with servicing criteria for asset-backed securities filed as Exhibit 34.35 to the Original Form 10-K. No other changes have been made to the Original Form 10-K other than the changes described above.

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

10.2	Mortgage Loan Purchase Agreement, dated as of July 1, 2016, between Macquarie US Trading LLC d/b/a Principal Commercial Capital and Citigroup Commercial Mortgage Securities Inc., pursuant to which Macquarie US Trading LLC d/b/a Principal Commercial Capital sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 29, 2016, and filed by the registrant on July 29, 2016 under Commission File No. 333-207132-05, and is incorporated by reference herein).

10.3	Mortgage Loan Purchase Agreement, dated as of July 1, 2016, between Starwood Mortgage Funding V LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Starwood Mortgage Funding V LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated July 29, 2016, and filed by the registrant on July 29, 2016 under Commission File No. 333-207132-05, and is incorporated by reference herein).

10.4	Mortgage Loan Purchase Agreement, dated as of July 1, 2016, between Barclays Bank PLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Barclays Bank PLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated July 29, 2016, and filed by the registrant on July 29, 2016 under Commission File No. 333-207132-05, and is incorporated by reference herein).

10.5	Sub-Servicing Agreement, dated as of July 1, 2016, between Wells Fargo Bank, National Association, as master servicer, and Principal Real Estate Investors, LLC (as successor in interest to Principal Global Investors, LLC), as sub-servicer (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated July 29, 2016, and filed by the registrant on July 29, 2016 under Commission File No. 333-207132-05, and is incorporated by reference herein).

10.6	Sub-Servicing Agreement, dated as of April 1, 2016, between Wells Fargo Bank, National Association, as master servicer, and Principal Real Estate Investors, LLC (as successor in interest to Principal Global Investors, LLC), as sub-servicer (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated July 29, 2016, and filed by the registrant on July 29, 2016 under Commission File No. 333-207132-05, and is incorporated by reference herein).

10.7	Assignment and Assumption, dated as of May 1, 2017, between Principal Global Investors, LLC and Principal Real Estate Investors, LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated May 1, 2017, and filed by the registrant on May 5, 2017 under Commission File No. 333-207132-05, and is incorporated by reference herein).

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.[7]

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as special servicer (filed as Exhibit 33.2 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator (filed as Exhibit 33.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian (filed as Exhibit 33.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

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

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant (filed as Exhibit 33.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant (filed as Exhibit 33.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 33.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 33.14 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.16	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.17	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.18	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.19	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.20	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 33.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.21	Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 33.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.22	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.23	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.24	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Marriott Midwest Portfolio mortgage loan under the CGCMT 2016-P3 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.25	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Marriott Midwest Portfolio mortgage loan under the CGCMT 2016-P3 PSA (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.26	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the Marriott Midwest Portfolio mortgage loan under the CGCMT 2016-P3 PSA (filed as Exhibit 33.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.27	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Marriott Midwest Portfolio mortgage loan under the CGCMT 2016-P3 PSA (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.28	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Marriott Midwest Portfolio mortgage loan under the CGCMT 2016-P3 PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.29	Report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant for the Marriott Midwest Portfolio mortgage loan under the CGCMT 2016-P3 PSA (filed as Exhibit 33.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.30	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as special servicer for the Park Place mortgage loan under the CGCMT 2016-GC36 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.31	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Park Place mortgage loan under CGCMT 2016-GC36 PSA (filed as Exhibit 33.14 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.32	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Park Place mortgage loan under the CGCMT 2016-GC36 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.33	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Park Place mortgage loan under the CGCMT 2016-GC36 PSA (filed as Exhibit 33.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.34	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Fed Ex Atlanta mortgage loan, the Fed Ex West Palm Beach mortgage loan, the Fed Ex Fife mortgage loan, and the Fed Ex Boulder mortgage loan under the WFCM 2016-BNK1 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.35	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Fed Ex Atlanta mortgage loan, the Fed Ex West Palm Beach mortgage loan, the Fed Ex Fife mortgage loan, and the Fed Ex Boulder mortgage loan under the WFCM 2016-BNK1 PSA

33.36	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Fed Ex Atlanta mortgage loan, the Fed Ex West Palm Beach mortgage loan, the Fed Ex Fife mortgage loan, and the Fed Ex Boulder mortgage loan under the WFCM 2016-BNK1 PSA (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.37	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Fed Ex Atlanta mortgage loan, the Fed Ex West Palm Beach mortgage loan, the Fed Ex Fife mortgage loan, and the Fed Ex Boulder mortgage loan under the WFCM 2016-BNK1 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.38	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Fed Ex Atlanta mortgage loan, the Fed Ex West Palm Beach mortgage loan, the Fed Ex Fife mortgage loan, and the Fed Ex Boulder mortgage loan under the WFCM 2016-BNK1 PSA (filed as Exhibit 33.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.39	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Fed Ex Atlanta mortgage loan, the Fed Ex West Palm Beach mortgage loan, the Fed Ex Fife mortgage loan, and the Fed Ex Boulder mortgage loan under the WFCM 2016-BNK1 PSA (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.40	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Fed Ex Atlanta mortgage loan, the Fed Ex West Palm Beach mortgage loan, the Fed Ex Fife mortgage loan, and the Fed Ex Boulder mortgage loan under the WFCM 2016-BNK1 PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.41	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Embassy Suites Lake Buena Vista mortgage loan under JPMCC 2016-JP3 PSA (filed as Exhibit 33.14 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.42	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Embassy Suites Lake Buena Vista mortgage loan under the JPMCC 2016-JP3 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

33.43	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Embassy Suites Lake Buena Vista mortgage loan under the JPMCC 2016-JP3 PSA (filed as Exhibit 33.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as special servicer (filed as Exhibit 34.2 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator (filed as Exhibit 34.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian (filed as Exhibit 34.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant (filed as Exhibit 34.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant (filed as Exhibit 34.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 34.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 34.14 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.16	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.17	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.18	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.19	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.20	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 34.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.21	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 34.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.22	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.23	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.24	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Marriott Midwest Portfolio mortgage loan under the CGCMT 2016-P3 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.25	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Marriott Midwest Portfolio mortgage loan under the CGCMT 2016-P3 PSA (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.26	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the Marriott Midwest Portfolio mortgage loan under the CGCMT 2016-P3 PSA (filed as Exhibit 34.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.27	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Marriott Midwest Portfolio mortgage loan under the CGCMT 2016-P3 PSA (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.28	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Marriott Midwest Portfolio mortgage loan under the CGCMT 2016-P3 PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.29	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant for the Marriott Midwest Portfolio mortgage loan under the CGCMT 2016-P3 PSA (filed as Exhibit 34.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.30	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as special servicer for the Park Place mortgage loan under the CGCMT 2016-GC36 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.31	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Park Place mortgage loan under CGCMT 2016-GC36 PSA (filed as Exhibit 34.14 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.32	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Park Place mortgage loan under the CGCMT 2016-GC36 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.33	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Park Place mortgage loan under the CGCMT 2016-GC36 PSA (filed as Exhibit 34.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.34	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Fed Ex Atlanta mortgage loan, the Fed Ex West Palm Beach mortgage loan, the Fed Ex Fife mortgage loan, and the Fed Ex Boulder mortgage loan under the WFCM 2016-BNK1 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.35	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Fed Ex Atlanta mortgage loan, the Fed Ex West Palm Beach mortgage loan, the Fed Ex Fife mortgage loan, and the Fed Ex Boulder mortgage loan under the WFCM 2016-BNK1 PSA

34.36	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Fed Ex Atlanta mortgage loan, the Fed Ex West Palm Beach mortgage loan, the Fed Ex Fife mortgage loan, and the Fed Ex Boulder mortgage loan under the WFCM 2016-BNK1 PSA (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.37	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Fed Ex Atlanta mortgage loan, the Fed Ex West Palm Beach mortgage loan, the Fed Ex Fife mortgage loan, and the Fed Ex Boulder mortgage loan under the WFCM 2016-BNK1 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.38	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Fed Ex Atlanta mortgage loan, the Fed Ex West Palm Beach mortgage loan, the Fed Ex Fife mortgage loan, and the Fed Ex Boulder mortgage loan under the WFCM 2016-BNK1 PSA (filed as Exhibit 34.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.39	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Fed Ex Atlanta mortgage loan, the Fed Ex West Palm Beach mortgage loan, the Fed Ex Fife mortgage loan, and the Fed Ex Boulder mortgage loan under the WFCM 2016-BNK1 PSA (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.40	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Fed Ex Atlanta mortgage loan, the Fed Ex West Palm Beach mortgage loan, the Fed Ex Fife mortgage loan, and the Fed Ex Boulder mortgage loan under the WFCM 2016-BNK1 PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.41	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Embassy Suites Lake Buena Vista mortgage loan under JPMCC 2016-JP3 PSA (filed as Exhibit 34.14 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.42	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Embassy Suites Lake Buena Vista mortgage loan under the JPMCC 2016-JP3 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

34.43	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Embassy Suites Lake Buena Vista mortgage loan under the JPMCC 2016-JP3 PSA (filed as Exhibit 34.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

35	Servicer compliance statements.[8]

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer (filed as Exhibit 35.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

35.2	Servicer compliance statement, CWCapital Asset Management LLC, as special servicer (filed as Exhibit 35.2 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator (filed as Exhibit 35.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

35.4	Servicer compliance statement, Berkadia Commercial Mortgage LLC, as servicing function participant (filed as Exhibit 35.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

35.5	Servicer compliance statement, Principal Real Estate Investors, LLC, as servicing function participant(filed as Exhibit 35.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

35.6	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 35.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

35.7	Servicer compliance statement, LNR Partners, LLC, as special servicer for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 35.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

35.8	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (filed as Exhibit 35.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

35.9	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 35.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

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

35.10	Servicer compliance statement, LNR Partners, LLC, as special servicer for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 35.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

35.11	Servicer compliance statement, Citibank, N.A., as certificate administrator for the Hyatt Regency Huntington Beach Resort & Spa mortgage loan, the Marriott Savannah Riverfront mortgage loan, and the 247 Bedford Avenue mortgage loan under the CGCMT 2016-C1 PSA (filed as Exhibit 35.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

35.12	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Marriott Midwest Portfolio mortgage loan under the CGCMT 2016-P3 PSA (filed as Exhibit 35.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

35.13	Servicer compliance statement, Citibank, N.A., as certificate administrator for the Marriott Midwest Portfolio mortgage loan under the CGCMT 2016-P3 PSA (filed as Exhibit 35.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

35.14	Servicer compliance statement, Principal Real Estate Investors, LLC, as servicing function participant for the Marriott Midwest Portfolio mortgage loan under the CGCMT 2016-P3 PSA (filed as Exhibit 35.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

35.15	Servicer compliance statement, Wells Fargo Bank, National Association, as special servicer for the Park Place mortgage loan under the CGCMT 2016-GC36 PSA (filed as Exhibit 35.15 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

35.16	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Park Place mortgage loan under the CGCMT 2016-GC36 PSA (filed as Exhibit 35.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

35.17	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Fed Ex Atlanta mortgage loan, the Fed Ex West Palm Beach mortgage loan, the Fed Ex Fife mortgage loan, and the Fed Ex Boulder mortgage loan under the WFCM 2016-BNK1 PSA (filed as Exhibit 35.17 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

35.18	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Fed Ex Atlanta mortgage loan, the Fed Ex West Palm Beach mortgage loan, the Fed Ex Fife mortgage loan, and the Fed Ex Boulder mortgage loan under the WFCM 2016-BNK1 PSA (filed as Exhibit 35.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

35.19	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Embassy Suites Lake Buena Vista mortgage loan under the JPMCC 2016-JP3 PSA (filed as Exhibit 35.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-05, and is incorporated by reference herein)

(b)	The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 27, 2019

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President